Form 10-K/A
period 1994-12-31
HEALTHDYNE INC
filed 1995-04-28
CIK 46455

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  FORM 10-K/A

                                AMENDMENT NO. 1





 X    Annual Report Pursuant to Section 13 or 15(d) of the Securities
- ----      Exchange Act of 1934 (Fee Required)
        For the fiscal year ended December 31, 1994
                                  -----------------

      Transition Report Pursuant to Section 13 or 15(d) of the Securities
- ----      Exchange Act of 1934 (No Fee Required)
        For the transition period from               to
                                      ---------------   --------------

                          Commission File No.  0-10647
                                             ---------

                                HEALTHDYNE, INC.
             (Exact name of registrant as specified in its charter)

                  Georgia                               58-1099590
     (State or other jurisdiction of                    (I.R.S. Employer
     incorporation or organization)                     Identification No.)

     1850 Parkway Place, 12th Floor                     30067
            Marietta, Georgia                           (Zip Code)
(Address of principal executive offices)

 Registrant's telephone number, including area code (404) 423-4500

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The names of the current directors and executive officers, their ages as of April 1, 1995 and certain other information about them are set forth below.

NAME                                            AGE     POSITION WITH THE COMPANY
- ----                                            ---     -------------------------
Parker H. Petit                                 55      Chairman of the Board and Chief Executive Officer
J. Terry Dewberry                               51      Vice Chairman and Director
J. Paul Yokubinas                               57      President and Chief Operating Officer and Director
J. Brent Burkey                                 48      Senior Vice President and General Counsel and Secretary
Donald R. Millard                               47      Vice President - Finance, Chief Financial Officer and
                                                        Treasurer
Thornton A. Kuntz                               41      Vice President - Administration
William J. Gresham, Jr.                         52      Director
Charles R. Hatcher, Jr. M.D.                    64      Director
Alexander H. Lorch                              71      Director
Carl E. Sanders                                 69      Director
Morris S. Weeden                                75      Director
Frederick P. Zuspan, M.D.                       73      Director

- ------------------

         Each director holds office until the next annual meeting of shareholders and until a successor has been elected and qualified. The executive officers of the Company are elected annually and serve at the discretion of the Board of Directors.

         PARKER H. PETIT. Mr. Petit has been Chairman of the Board and Chief Executive Officer of the Company since 1970. Mr. Petit is also a director of Healthdyne Technologies, Inc. and Atlantic Southeast Airlines, Inc.

         J. TERRY DEWBERRY. Mr. Dewberry has been a director of the Company since 1981 and has served as Vice Chairman of the Company since March 1992. From September 1987 until that time he was President and Chief Operating Officer of the Company and was Executive Vice President of the Company from August 1984 to September 1987.

         J. PAUL YOKUBINAS. Mr. Yokubinas has been a director of the Company since 1971 and has served as President and Chief Operating Officer since March 1992. From May 1991 until March 1992 he was Vice President of Business Development of the Company. Prior thereto, from February 1987 to January 1991, he served as President and principal investor in C.Q.I. International, Inc., a privately-held holding company.

         J. BRENT BURKEY. Mr. Burkey has served as Senior Vice President and General Counsel of the Company since September 1987 and as Vice President and General Counsel of the Company since November 1982. He has also served as Secretary of the Company since August 1984 and prior thereto as Assistant Secretary.

         DONALD R. MILLARD. Mr. Millard has served as Vice President - Finance and Chief Financial Officer of the Company since July 1987 and, in addition, was elected Treasurer in March 1990. Prior to joining the Company, he served as President of Dental One, Inc., a dental health care provider, from December 1982 to June 1987.

         THORNTON A. KUNTZ. Mr. Kuntz has served as Vice President - Administration of the Company since August 1992. Prior to joining the Company, he served as Vice President - Human Resources of Glasrock Home Health Care, Inc., a durable medical equipment dealer ("Glasrock"), from January 1989 to July 1992 and from January 1985 to December 1988, he was Director - Human Resources Administration of Glasrock.

         WILLIAM J. GRESHAM, JR. Mr. Gresham has been a director of the Company since 1985. He has been a consultant to The Miller Richmond Company, a real estate management and brokerage firm, since March 1992 and previously was a consultant to the Landmark Group, a real estate management and development firm from June 1990 to February 1992. Prior thereto, he was Chairman of the Board and President of City Group, Inc., a real estate development firm, from October 1989 to June 1990 and also Chairman of the Board from September 1987.

         CHARLES R. HATCHER, JR., M. D. Dr. Hatcher has been a physician since 1962 and has served as Director and Vice President for Health Affairs at the Robert W. Woodruff Health Sciences Center of Emory University since 1984, and Professor of Surgery at the Emory University School of Medicine since 1971.
Dr. Hatcher is also a director of Life of the South Corporation.

         ALEXANDER H. LORCH. Mr. Lorch has been a director of the Company since 1985 and is retired. Mr. Lorch was Executive Vice President of Lockheed-Georgia, Co., a division of Lockheed Corporation, and Vice President of Lockheed Corporation, an aerospace manufacturer, from 1975 to February 1985, as well as President of Lockheed-Georgia International Service, also a subsidiary of Lockheed Corporation from 1980 to February 1985. Mr. Lorch was also Chairman of the Board of Murdock Engineering Co., a subsidiary of Lockheed Corporation, from 1981 to February 1985. Mr. Lorch is also a director of Healthdyne Technologies, Inc.

         CARL E. SANDERS. Mr. Sanders is Chief Partner of Troutman Sanders, an Atlanta based law firm which the Company retained in 1992 and may retain in the future, and has been a director of the Company since 1986. Mr. Sanders is also a director of Carmike Cinemas, Inc., The Actava Group, Inc., Norrell Corporation and Roadmaster Industries, Inc.

         MORRIS S. WEEDEN. Mr. Weeden has been a director of the Company since 1987 and is retired. Mr. Weeden was Chairman and President of CytRx Biopool Limited, a pharmaceutical and diagnostic company from March 1987 to August 1987 and was Vice Chairman - Board of Directors of Morton Thiokol, Inc., a salt, chemical, pharmaceutical, household and aerospace products manufacturer from March 1980 to December 1984. Mr. Weeden is also a director of Xytronyx, Inc.

         FREDERICK P. ZUSPAN, M.D. Dr. Zuspan has been a physician since 1951 and has served as a director of the Company since July 1993. Dr. Zuspan has been Professor and Chairman Emeritas, Department of Obstetrics and Gynecology at the Ohio State University of Medicine since July 1991 and Editor-in-Chief of the American Journal of Obstetrics and Gynecology since 1991. Dr. Zuspan was previously Professor of the Ohio State University of Medicine from 1987 to 1991 and Professor and Chairman of the Department of Obstetrics and Gynecology at the Ohio State University of Medicine from 1983 to 1991, at the University of Chicago, Pritzker School of Medicine from 1966 to 1975, and at the Medical College of Georgia from 1960 to 1966.

SECTION 16 REPORTS

         Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and officers, and persons who own more than 10% of a registered class of the Company's equity securities, to file with the Commission initial reports of ownership and reports of changes in ownership of equity securities of the Company. Officers, directors and greater than 10% shareholders are required by the Commission regulations to furnish the Company with copies of all Section 16(a) forms they file.

         To the Company's knowledge, based solely on review of the copies of such reports furnished to the Company for the fiscal year ended December 31, 1994, all Section 16(a) filing requirements applicable to its officers, directors and greater than 10% shareholders were properly filed.



ITEM 11.  EXECUTIVE COMPENSATION

         The following table sets forth compensation paid to the five most highly compensated executive officers for their services in all capacities to the Corporation and its subsidiaries during the past three years:

                                                        SUMMARY COMPENSATION TABLE
- ------------------------------------------------------------------------------------------------------------------------------------
                                                                                                      LONG-TERM
                                                                                                     COMPENSATION
                                                              ANNUAL COMPENSATION                       AWARDS
                                                              -------------------                       ------
                                                                                       OTHER                          ALL OTHER
NAME AND                                                                               ANNUAL                         COMPENSA-
PRINCIPAL POSITION                       YEAR      SALARY ($)      BONUS ($)      COMPENSATION (1)     OPTIONS (#)  TION ($) (2)
- ------------------------------------------------------------------------------------------------------------------------------------
Parker H. Petit                          1994      $ 371,877      $  150,000            --              185,000        $ 2,055
  Chairmen of the Board and              1993        350,016              --            --              170,000          2,467
  Chief Executive Officer                1992        342,930              --            --               32,500          3,258

J. Terry Dewberry                        1994        223,750          90,000            --              110,000          2,055
  Vice Chairman                          1993        210,000              --            --               45,000          2,340
                                         1992        209,167              --            --                5,000          3,258

J. Paul Yokubinas                        1994        208,333          84,000            --               35,000          2,055
  President and Chief Operating          1993        190,000              --            --               55,000          2,202
  Officer                                1992        188,486              --            --               23,750          3,258

J. Brent Burkey                          1994        198,750          60,000            --               40,000          2,055
  Senior Vice President, General         1993        185,000              --            --               40,000          2,047
  Counsel and Secretary                  1992        183,667              --            --                5,000          3,258

Donald R. Millard                        1994        188,750          57,000            --               30,000          2,055
  Vice President-Finance, Chief          1993        175,000              --            --               30,000             --
  Financial Officer and Treasurer        1992        173,583              --            --                5,000          3,212

- ----------------------------------

(1) Amounts of "Other Annual Compensation" earned by the named executive officers for 1994 did not meet the threshold reporting requirements.

(2) Represents the Company's matching contributions to the named executive officers under the Company's tax-qualified 401 (k) Profit Sharing Plan accrued during the twelve months indicated.


STOCK OPTIONS

    The following table contains information concerning the grant of stock options under Healthdyne's 1991 and 1993 Stock Option Plans to the named executive officers of the Company as of the end of the last fiscal year.

                                         OPTION GRANTS IN LAST FISCAL YEAR
- -----------------------------------------------------------------------------------------------------------------------------
                                           INDIVIDUAL GRANTS
                                                                                                 POTENTIAL REALIZABLE
                                                                                                 VALUE AT ASSUMED
                                              % OF TOTAL                                         ANNUAL RATES OF
                                                OPTIONS         EXERCISE                         STOCK PRICE APPRECI-
                                              GRANTED TO           OR                            ATION FOR OPTION
                               OPTIONS         EMPLOYEES          BASE                           TERM
                               GRANTED         IN FISCAL          PRICE        EXPIRATION
          NAME                  #(1)             YEAR            ($/SH)           DATE             5%               10%
- -----------------------------------------------------------------------------------------------------------------------------
Parker H. Petit                125,000           15.47%       $    6.56       5/3/99            $  226,550        $ 500,618
                                30,000            3.71%            5.81       6/28/99               48,155          106,411
                                30,000            3.71%            8.31       10/26/99              68,876          152,200

J. Terry Dewberry               75,000            9.28%            6.56       5/3/99               135,930          300,370
                                15,000            1.85%            5.81       6/28/99               24,077           53,205
                                20,000            2.47%            8.31       10/26/99              45,917          101,466

J. Paul Yokubinas               15,000            1.85%            5.81       6/28/99               24,077           53,205
                                20,000            2.47%            8.31       10/26/99              45,917          101,466

J. Brent Burkey                 10,000            1.23%            6.56       5/3/99                14,137           40,049
                                15,000            1.85%            5.81       6/28/99               24,077           53,205
                                15,000            1.85%            8.31       10/26/99              34,438           76,100

Donald R. Millard               15,000            1.85%            5.81       6/28/99               24,077           53,205
                                15,000            1.85%            8.31       10/26/99              34,438           76,100

- ----------------------------

(1) These options to purchase the Company's Common Stock were granted as follows: On May 3, 1994, 125,000, 75,000 and 10,000 option shares, respectively, to Messrs. Petit, Dewberry and Burkey; on June 28, 1994, 30,000 option shares to Mr. Petit and 15,000 option shares each to Messrs. Dewberry, Yokubinas, Burkey and Millard; and on October 16, 1994, 30,000, 20,000, 20,000, 15,000 and 15,000 option shares, respectively, to Messrs. Petit, Dewberry, Yokubinas, Burkey and Millard. For each option granted on May 3, 1994, the shares subject to the option grants became exercisable in full on the date of the option grant. For the remaining options granted in 1994, 33% of the shares subject to the option grants become exercisable in cumulative increments on the first, second and third anniversary date of the option grants. The options each have a term of five years from the date of grant and are not transferable, otherwise than by will or the laws of descent and distribution. Except as provided in each of the option agreements, the options may not be exercised unless employment with the Company or an affiliate or subsidiary continues. Options granted under the plans will expire (i) immediately upon the employee's termination for good cause; (ii) three months after the date of termination for reason other than good cause; (iii) three months after the employee's voluntary termination; (iv) one year after the employee's death or disability; or (v) five years from the date of the grant. The purchase price of the shares subject to these options may be paid (i) in cash; (ii) through the surrender of previously owned stock of Healthdyne; or (iii) a combination of cash and previously owned stock of Healthdyne. The optionees are obligated to reimburse Healthdyne at the time of any exercises of the options for any taxes required to be withheld by Healthdyne under federal, state or local law as the result of the exercise of the options.

STOCK OPTION EXERCISES

         The following table sets forth information with respect to the named Executive Officers concerning the exercise of options during the last fiscal year and unexercised options held as of the end of the fiscal year:

                                           AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                                                     AND FY - END OPTION VALUES
- ------------------------------------------------------------------------------------------------------------------------------------
                                                                           NUMBER OF UNEXERCISED       VALUE OF UNEXERCISED IN-
                                                                                 OPTIONS AT              THE-MONEY OPTIONS AT
                                                                          LAST FISCAL YEAR END(#)    LAST FISCAL YEAR END(#) (1)
                                                                          -----------------------    ---------------------------
                             SHARES                    VALUE
NAME                        ACQUIRED                  REALIZED
                           ON EXERCISE           (MARKET PRICE AT
                               (#)        EXERCISE LESS EXERCISE PRICE)   EXERCISABLE UNEXERCISABLE  EXERCISABLE  UNEXERCISABLE
- ------------------------------------------------------------------------------------------------------------------------------------
Parker, H. Petit                -0-              $        -0-              233,333       184,167       $ 239,167      $ 184,032
J. Terry Dewberry               -0-                       -0-              113,333        66,667         121,750         60,350
J. Paul Yokubinas               -0-                       -0-               79,166        79,584          17,707         68,267
J. Brent Burkey                 -0-                       -0-               46,666        58,334          27,524         59,100
Donald R. Millard            15,000                    37,500               33,333        51,667           9,166         51,183

(1) Based on $8.00, the last sale price of the Company's Common Stock on December 30, 1994.

COMPENSATION OF DIRECTORS

      Directors who are officers of the Company receive no additional compensation for serving on the Board of Directors. Directors who are not officers receive a fee of $3,000 per quarter, plus $1,000 for each Board meeting and $750 for each Committee meeting attended, and are reimbursed for any travel expenses incurred.

CHANGE OF CONTROL SEVERANCE AGREEMENTS

      In February 1988, the Company entered into agreements with the Executive Officers of the Company, which were Messrs. Petit, Dewberry, Burkey and Millard on said date, and in October 1993, entered into a similar agreement with Mr. Yokubinas entitling them to certain benefits upon specified terminations of employment within three years following a "change in control" of the Company (as defined in these agreements). The agreements with Messrs. Petit, Dewberry, Burkey and Millard will remain in effect through February 3, 1997 and the agreement with Mr. Yokubinas will remain in effect through October 27, 1997. Each agreement provides that in the event of a change in control of the Company, the Executive Officer concerned will be entitled to certain benefits upon his subsequent termination of employment during the term of the agreement unless such termination is (i) because of his death, disability or retirement,
(ii) by the Company for cause, or (iii) by the Executive Officer, other than for "good reason." A number of circumstances entitle the Executive Officer to treat a good faith termination on his part as being a termination for good reason. These include an adverse change in the Executive Officer's compensation, discontinuation of certain benefits, the assignment of duties inconsistent with his status or duties in effect immediately prior to the change in control of the Company, the relocation of the Company's principal executive office to a location outside of Marietta, Georgia, or the Company's requiring the Executive Officer to be based anywhere other than the Company's principal executive office.

      The sale or other transfer (in one transaction or a series of related transactions) of substantially all of the assets of the Company constitutes a "change in control" under these agreements. The agreements provide that the disposition of 70% or less of the assets of the Company is deemed not to be a change of control, unless the Board of Directors votes otherwise, but the disposition of 70% or more of the assets of the Company is conclusively deemed to be a change in control. The Board of Directors has not determined whether the recently approved distribution (the "Spin-off") of the Company's 81 percent ownership interest in Healthdyne Technologies, Inc. ("Healthdyne Technologies") constitutes a change in control under these agreements, and the stock of Healthdyne Technologies being distributed does not exceed 70% of the assets of the Company on a book value basis. However, an Executive Officer could contend that the Spin-off constitutes a change in control on several grounds, including the fact that the market value of the Healthdyne Technologies stock being distributed exceeds 70% of the market value of all the Company's outstanding common stock. The agreements do not specify how the "70% of assets" condition is to be measured.

      If an Executive Officer's employment with the Company or its subsidiaries terminates following consummation of a change in control of the Company other than under the circumstances set forth in clauses (i), (ii) or (iii) of the preceding paragraph, he will be entitled to receive his full base salary through the date of termination and a lump sum severance payment equal to three times the Executive Officer's average annual base salary and other income derived from the Company which is reportable for Federal tax purposes for the five years preceding the date of his termination. In addition, an Executive Officer will be entitled to receive for a period of three years after the date of his termination all benefits payable to him under any retirement plan or agreement then in effect as well as life, disability, health insurance coverage and other fringe benefits equivalent to those in effect at the date of termination. If a change in control had taken place on March 31, 1995, Messrs. Petit, Dewberry, Yokubinas, Burkey and Millard would have been entitled to receive approximately $2,611,195, $1,692,621, $618,199, $1,356,016, and
$627,346, respectively, based on the current compensation of such employees.

PENSION PLAN

    The following table shows the estimated pension benefits payable to a covered participant at normal retirement age under the Company's nonqualified pension plan that provides benefits based on remuneration that is covered under the plan and years of service with the Company and its affiliates.

                                                        PENSION PLAN TABLE

                                                                 Years of Services
                                                                 -----------------

Remuneration                    10               15             20               25               30               35
- ------------                    --               --             --               --               --               --
$ 75,000                    $   7,000        $  18,250     $  29,500        $  29,500        $  29,500        $  29,500
 100,000                       14,500           29,500        44,500           44,500           44,500           44,500
 125,000                       22,000           40,750        59,500           59,500           59,500           59,500
 150,000                       29,500           52,000        74,500           74,500           74,500           74,500
 175,000                       37,000           63,250        89,500           89,500           89,500           89,500
 200,000                       44,500           74,500       104,500          104,500          104,500          104,500

    Remuneration covered by the benefit award is based on the average base salary of the executive for the three years in which his base salary is the highest. This amount for each of the named executive officers participating in the plan as of the end of the last fiscal year was $354,941, $214,306, $195,606, $189,139 and $179,111, respectively, for Messrs. Petit, Dewberry, Yokubinas, Burkey and Millard. The estimated years of service for each named Executive Officer as of the end of the last fiscal year was 24 years for Mr. Petit, 14 years for Mr. Dewberry, 11 years for Mr. Yokubinas, 12 years for Mr. Burkey and 8 years for Mr. Millard. Benefits shown are computed as a diminishing single life annuity beginning at age 65 with annual reductions equal to the annual increases in primary social security benefits. The base salary used to calculate covered compensation is the same figure reported in the "Salary" column of the Summary Compensation Table.

    In the event of a "change of control" of the Company as defined in the benefit awards, all benefits accrued to date immediately vest and each Executive Officer may require the Company to place in trust for the Executive Officer's benefit an amount of money equal to the present value of the participant's accrued retirement benefit and, on an annual basis thereafter, to make additional contributions to such trust for any additional benefit accruals of the Executive Officer. As defined in these awards, the Spin-off would be deemed a "change of control". The Executive Officers who received these benefit awards and the amounts that the Company would be required to place in trust for each such Executive Officer as of December 31, 1994, if requested thereunder, are as follows: Parker H. Petit - $863,251; J. Terry Dewberry - $230,084; J. Paul Yokubinas - $242,072; J. Brent Burkey - $145,175; and Donald
R. Millard - $73,464.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The following table sets forth certain information regarding the beneficial ownership of the Company's Common Stock as of March 1, 1995 by (i) each person who is known by the Company to own beneficially more than 5% of the outstanding shares, (ii) each director of the Company, (iii) each Named Executive Officer, and (iv) all executive officers and directors as a group. Unless otherwise indicated, the holders listed below have sole voting and investment power with respect to all shares beneficially owned by them.

                                                                       AMOUNT AND NATURE                           PERCENT
NAME OF BENEFICIAL OWNER                                         OF BENEFICIAL OWNERSHIP (1)(2)                 OF CLASS (1)(2)
- -------------------------------------------------------------------------------------------------------------------------------
Parker H. Petit                                                           1,721,594 (3) (4)                        11.2%
Wellington Management Company                                             1,505,880 (5)                             9.8%
Gruber & McBain Capital Management, Inc.                                  1,073,000 (5)                             7.0%
J. Terry Dewberry                                                           148,525                                  --
J. Paul Yokubinas                                                           141,997                                  --
J. Brent Burkey                                                              61,314                                  --
Donald R. Millard                                                            51,088                                  --
William J. Gresham, Jr.                                                      11,000                                  --
Charles R. Hatcher, Jr., M.D.                                                 7,500                                  --
Alexander H. Lorch                                                           18,500                                  --
Carl E. Sanders                                                             109,545 (6)                              --
Morris S. Weeden                                                             12,500                                  --
Frederick P. Zuspan, M.D.                                                     2,500

All executive officers and directors
 as a group (12 persons)                                                  2,301,063                                  15%

- --------------------------------------------------
- -- Less than 1%

(1) Under the rules of the Securities and Exchange Commission (the "SEC"), a person is deemed to be a beneficial owner of a security if he or she has or shares the power to vote or to direct the voting of such security, or the power to dispose or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which that person has the right to acquire beneficial ownership within 60 days as well as any securities owned by such person's spouse, children or relatives living in the same house. Accordingly, more than one person may be deemed to be a beneficial owner of the same securities. Unless otherwise indicated by footnote, the named individuals have sole voting and investment power with respect to the shares held by them.

(2) With respect to each person in the table, assumes that such person has exercised all options, warrants and other rights to purchase Common Stock exercisable within 60 days beneficially owned by him or that no other person has exercised any such rights.

(3) Does not include 295,130 shares owned by Bank South, N.A., Atlanta, Georgia, as Trustee for the benefit of two of Mr. Petit's children. Mr. Yokubinas, an officer and a director of the Company, is a member of a self-perpetuating, three-member advisory committee that has power to remove the Trustee and to direct the Trustee as to the voting and disposition of the shares owned by the Trustee except that the advisory committee has no such power during the lifetime of Mr. Petit if the shares held by Mr. Petit and the trust, when aggregated, are "significant from the viewpoint of voting control" of the Company. Both the Trustee and the advisory committee consider the shares owned by the Trustee to be significant in terms of voting control. In the absence of direction by the advisory committee, the Trustee has sole power to direct the voting and disposition of these securities. Also does not include 3,834 shares held by Gary F. Eubanks as Trustee for the benefit of two of Mr. Petit's children.

(4) Includes 3,750 shares held by Mr. Petit as custodian for one of his children.

(5) This information is as of the date set forth in and based solely on the respective Schedules 13D and 13G furnished to the Company by these entities. Wellington Management Company's address is 75 State Street, Boston, Massachusetts, 02109 and Gruber & McBain Capital Management, Inc.'s address is 50 Osgood Place, San Francisco, California, 94133.

(6) Includes 29,045 shares issuable upon conversion of 8% Convertible Subordinated Debentures of the Company owned by Mr. Sanders. Also includes 5,000 shares owned by Mr. Sanders' wife with respect to which Mr. Sanders may be deemed to share voting and investment power. Mr. Sanders disclaims beneficial ownership of his wife's shares.

ITEM 13.  CERTAIN TRANSACTIONS

         In July 1981, 405,000 shares of common stock reserved under the Company's 1981 Incentive Stock Option Plan were sold to certain of the Company's officers for $1.33 per share in exchange for $540,000 principal amount of the Company's 8% promissory notes (the "1981 Promissory Notes") payable in four years and secured by the purchased shares. The Board of Directors extended the respective maturity dates of the 1981 Promissory Notes, forgave interest accrued from July 1985 through December 1987, and stayed the accrual of any additional interest until the stock is sold by said individuals. Mr. Parker H. Petit owns 248,000 of such shares. The maximum outstanding principal indebtedness to the Company of Mr. Petit (the only Executive Officer or Director whose indebtedness exceeded $60,000) since January 1, 1994 was $950,800, of which $325,800 related to the 1981 Promissory Notes, $350,000 to a loan evidenced by a promissory note, dated September 24, 1992 bearing interest at a floating rate which is currently 9.0%, payable on May 1, 1995, $100,000 to a loan evidenced by a promissory note, dated March 16, 1993, bearing interest at a floating rate which is currently 9.0%, payable on demand, and $125,000 to a loan evidenced by a promissory note, dated June 27, 1994, bearing interest at a floating rate which is currently 9.0%, payable on demand. At the present time, Mr. Petit has approximately $850,800 of principal indebtedness outstanding to the Company.

         Mr. Carl E. Sanders, a director of the Company, is also the Chief Partner of Troutman Sanders, a law firm based in Atlanta, Georgia which provided certain legal services to the Company in fiscal year 1994 and may be retained by the Company in the future.

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-K-A to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        Healthdyne, Inc.

Date:  April 27, 1995                   By /s/ Donald R. Millard
                                           -----------------------
                                           Donald R. Millard, Vice
                                           President-Finance, Chief
                                           Financial Officer and
                                           Treasurer