Form 10-Q
period 1995-03-31
HEALTHDYNE INC
filed 1995-05-09
CIK 46455

                                  FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549



  X       Quarterly Report pursuant to Section 13 or 15(d) of the Securities
 ---      Exchange Act of 1934 for the quarterly period ended March 31, 1995
                                                              --------------
                                      or

         Transition Report pursuant to Section 13 or 15(d) of the Securities
 ---     Exchange Act of 1934 for the transition period from
                             to
         -------------------    ---------------------

Commission file number 0-10647

                               HEALTHDYNE, INC.
- - - - - --------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

           GEORGIA                                       58-1099590
- - - - - --------------------------------------------------------------------------------
(State or other jurisdiction of                       (I.R.S. Employer
 incorporation or organization)                       Identification No.)


1850 Parkway Place, 12th Floor, Marietta, Georgia                30067
- - - - - --------------------------------------------------------------------------------
   (Address of principal executive offices)                    (Zip Code)


                                (404) 423-4500
- - - - - --------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                             YES    X       NO
                                   ---          ---

The number of shares outstanding of the issuer's only class of Common Stock, $.01 par value, as of May 1, 1995 was 15,364,311.

                        PART I - FINANCIAL INFORMATION

                      HEALTHDYNE, INC. AND SUBSIDIARIES

                    CONSOLIDATED CONDENSED BALANCE SHEETS

                            (AMOUNTS IN THOUSANDS)



ASSETS                                                                    March 31,              December 31,
- - - - - ------                                                                      1995                     1994
                                                                          ---------              ------------
Current assets:                                                          (Unaudited)
   Cash and short-term investments                                        $ 42,383                 45,176
   Trade accounts and notes receivable,
     less allowances of $8,180
     at March 31, 1995 and $7,048
     at December 31, 1994                                                   40,679                 40,121
   Inventories:
        Finished goods                                                       5,078                  4,859
        Work in process                                                      4,528                  3,435
        Raw materials                                                        6,999                  6,968
                                                                          --------                -------
          Total inventories                                                 16,605                 15,262
                                                                          --------                -------

   Deferred income taxes                                                     1,599                  1,182
   Prepaid expenses and other current assets                                 4,949                  4,206
                                                                          --------                -------

          Total current assets                                             106,215                105,947
                                                                          --------                -------


   Property and equipment                                                   42,549                 42,863
   Less accumulated depreciation and
     amortization                                                          (23,779)               (24,142)
                                                                          --------                -------

   Net property and equipment                                               18,770                 18,721
                                                                          --------                -------

   Excess of cost over net assets of businesses
     acquired, less accumulated amortization of
     $936 at March 31, 1995 and $744 at
     December 31, 1994                                                      23,369                 22,751

   Intangible assets, less accumulated
     amortization of $2,823 at March 31,
     1995 and $2,744 at December 31, 1994                                    2,158                  2,170
   Other assets                                                              9,437                  8,231
                                                                          --------                -------
                                                                          $159,949                157,820
                                                                          ========                =======

                       HEALTHDYNE, INC. AND SUBSIDIARIES

                     CONSOLIDATED CONDENSED BALANCE SHEETS

               (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                            March 31,       December 31,
LIABILITIES AND SHAREHOLDERS' EQUITY                                          1995             1994
- - - - - ------------------------------------                                      ------------      -----------
                                                                          (Unaudited)
Current liabilities:
  Current installments of long-term debt
   and obligations under capital leases                                    $  1,129             1,115
  Accounts payable, principally trade                                        10,353            11,351
  Accrued liabilities                                                        17,168            17,649
                                                                           --------           -------
      Total current liabilities                                              28,650            30,115

Long-term debt and obligations under
 capital leases, excluding current
 installments                                                                26,438            24,113

Deferred income taxes                                                         4,070             4,070
Other long-term liabilities                                                      69                88
                                                                           --------            ------

      Total liabilities                                                      59,227            58,386
                                                                           --------           -------

Minority interest in subsidiaries                                             6,517             6,170

Shareholders' equity:
 Preferred stock, $.0l par value.  Authorized
  2,250 shares; issued none                                                       -                 -
 Common stock, $.01 par value.
  Authorized 25,000 shares; issued
  15,340 shares at March 31, 1995 and
  15,277 shares at December 31, 1994                                            153               153
 Additional paid-in capital                                                 111,338            111,059
 Accumulated deficit                                                        (17,286)          (17,948)
                                                                           --------           -------

      Total shareholders' equity                                             94,205            93,264
                                                                           --------           -------
                                                                           $159,949           157,820
                                                                           ========           =======




See accompanying notes to consolidated condensed financial statements.

                       HEALTHDYNE, INC. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
               (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)


                                                                                    Three Months Ended
                                                                                  ----------------------
                                                                                        March 31,
                                                                                  ----------------------
                                                                                  1995              1994
                                                                                  ----              ----
Revenues                                                                         $44,461           33,965
Cost of revenues                                                                  24,067           17,360
                                                                                 -------           ------
      Gross profit                                                                20,394           16,605

Selling and administrative expenses                                               16,221           13,657
Provision for doubtful accounts                                                    1,373            1,599
Research and development expenses                                                  1,322            1,000
                                                                                 -------           ------
      Operating profit                                                             1,478              349

Interest income                                                                      760              102
Interest expense                                                                    (520)            (353)
Equity in losses of affiliates                                                      (168)               -
Other expense, net                                                                  (120)             (18)
Minority interest in earnings of partnerships                                       (214)            (202)
                                                                                 -------           ------

      Earnings (loss) from continuing operations
      before income tax expense and
      minority interest in net earnings
      of subsidiary                                                                1,216             (122)

Income tax expense                                                                   260              161
                                                                                 -------           ------

      Earnings (loss) from continuing operations
      before minority interest in net earnings
      of subsidiary                                                                  956             (283)

Minority interest in net earnings of subsidiary                                      294              292
                                                                                 -------           ------

Earnings (loss) from continuing operations                                           662             (575)

Loss from discontinued operations,net of
      income tax benefit of $622                                                       -           (1,380)
                                                                                 -------           ------
Net earnings (loss)                                                              $   662           (1,955)
                                                                                 =======           ======
Net earnings (loss) per common share and
 common share equivalent:
      Earnings (loss) from continuing operations                                 $   .04             (.04)
      Loss from discontinued operations                                                -             (.09)
                                                                                 -------           ------
      Net earnings (loss)                                                        $   .04             (.13)
                                                                                 =======           ======

 Weighted average number of common shares
  and common share equivalents                                                   15,750            15,282
                                                                                 ======            ======

See accompanying notes to consolidated condensed financial statements.

                       HEALTHDYNE, INC. AND SUBSIDIARIES

                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                            (AMOUNTS IN THOUSANDS)

                                  (UNAUDITED)


                                                                                Three Months Ended
                                                                             ------------------------
                                                                                     March 31,
                                                                             ------------------------
                                                                             1995                1994
                                                                             ----                ----
CASH FLOWS FROM OPERATING ACTIVITIES:

Earnings (loss) from continuing operations                                  $   662              (575)
Adjustments to reconcile earnings (loss) from continuing
  operations to net cash provided by (used in) operating
  activities:
      Depreciation and amortization                                           1,905             2,341
      Provision for doubtful accounts                                         1,373             3,386
      Minority interest in earnings of subsidiary and
       partnerships                                                             508               101
      Loss from discontinued operations                                           -            (1,380)

(Increase) decrease in:
      Trade accounts and notes receivable                                    (1,931)            3,950
      Inventories                                                            (1,343)           (3,451)
      Other assets                                                             (948)           (1,526)
Increase (decrease) in:
      Accounts payable                                                         (998)            1,148
      Accrued and other liabilities                                          (1,395)              122
                                                                            -------            ------
      Net cash provided by (used in) operating activities                    (2,167)            4,116
                                                                            -------            ------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Investment in equity of affiliates                                     (1,502)                -
      Purchase of intangible assets                                             (63)             (491)
      Purchase of minority interest of partnerships                            (828)                -
      Purchases of property and equipment                                    (1,581)           (1,010)
      Proceeds from sale of subsidiary                                          895                 -
                                                                            -------            ------

        Net cash used in investing activities                                (3,079)           (1,501)
                                                                            -------            ------





                                                                     (continued)

                       HEALTHDYNE, INC. AND SUBSIDIARIES

                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                            (AMOUNTS IN THOUSANDS)

                                  (UNAUDITED)


                                                                                Three Months Ended
                                                                             ------------------------
                                                                                     March 31,
                                                                             ------------------------
                                                                             1995                1994
                                                                             ----                ----
CASH FLOWS FROM FINANCING ACTIVITIES:

  Net borrowings under revolving
    credit agreements                                                       $ 2,000             7,000
  Principal borrowings (repayment) of long-term debt and
    obligations under capital leases                                            335              (355)
  Proceeds from issuance of common stock                                        279               136
  Distribution to minority interest
    in partnerships                                                            (161)             (491)
                                                                            -------           -------

      Net cash provided by
        financing activities                                                  2,453             6,290
                                                                            -------           -------

      Net increase (decrease) in cash and short-
        term investments                                                     (2,793)            8,905


      Adjustment to reflect cash and short-term
        investments of subsidiary sold                                            -           (14,446)

Cash and short-term investments at beginning of period                       45,176            11,815
                                                                            -------           -------

Cash and short-term investments at end of period                            $42,383             6,274
                                                                            =======           =======


See accompanying notes to consolidated condensed financial statements.

                       HEALTHDYNE, INC. AND SUBSIDIARIES

                        NOTES TO CONSOLIDATED CONDENSED
                             FINANCIAL STATEMENTS

                            (AMOUNTS IN THOUSANDS)

                                  (UNAUDITED)


1.       General

         The consolidated condensed financial statements as of March 31, 1995 and for the three months ended March 31, 1995 and 1994 are unaudited. In the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for the fair presentation of the consolidated financial position and results of operations and cash flows for the periods presented have been included. The results for the three months ended March 31, 1995 are not necessarily indicative of the results for the full year ending December 31, 1995.

         These consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes included in the Annual Report on Form 10-K of Healthdyne, Inc. (the "Company") for the year ended December 31, 1994.

2.       Earnings Per Share of Common Stock

         Primary earnings per common share and common share equivalent are based on the weighted average number of shares outstanding and common share equivalents derived from dilutive stock options and warrants. Fully diluted earnings per share are calculated taking into consideration the effect of convertible subordinated debentures. Fully diluted earnings per share are not significantly different from primary earnings per share.

3.       Discontinued Operations

         During the first quarter of 1994, the Company decided to divest its 68% ownership interest in Home Nutritional Services, Inc., a New Jersey corporation ("HNS"). The sale was consummated in April 1994 and resulted in net proceeds to the Company of approximately $61,000. Accordingly, the Company has reclassified the net loss of HNS for the three months ended March 31, 1994 as a loss from discontinued operations in the accompanying consolidated condensed statements of operations. The cash flow activities of HNS are included in the accompanying consolidated condensed statements of cash flows for the three months ended March 31, 1994.

4.       Subsequent Event

         On April 20, 1995, the Company's Board of Directors approved a plan to distribute the Company's approximate 81% ownership in its subsidiary, Healthdyne Technologies, Inc. ("Healthdyne Technologies"), to the shareholders of the Company in a tax-free distribution (the "Spin-off"). May 5, 1995 was established as the record date for the determination of the Company's shareholders of record entitled to receive the Healthdyne Technologies shares and May 22, 1995 as the distribution date for the Spin-off. In the Company's consolidated financial statements issued subsequent to the Spin-off, results of operations of Healthdyne Technologies included in all previously reported periods will be presented as discontinued operations.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS

               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                            (AMOUNTS IN THOUSANDS)

General

        On April 6, 1994 the Company sold its 68% ownership interest in Home Nutritional Services, Inc. (HNS). Since this sale, the Company has provided a diversified line of home health care services and products through its major subsidiaries. Healthdyne Technologies, Inc. ("Healthdyne Technologies"), its 81% subsidiary, manufactures medical products for use in the home, as well as specialized clinical settings, and Healthdyne Maternity Management ("HMM"), which is wholly-owned by the Company, provides home obstetrical care and related risk management services. In mid-1994, the Company incorporated Healthdyne Information Enterprises, Inc. ("HIE"), as a wholly-owned subsidiary, to provide clinical information and management services to physicians and emerging integrated healthcare networks.

        On April 20, 1995 the Board of Directors of the Company approved the distribution to the shareholders of the Company of the 10 million shares of common stock (approximately 81% of the outstanding shares) of Healthdyne Technologies owned by the Company in a tax-free distribution (the "Spin-off"). Management of the Company believes that the Spin-off, which is consistent with the Company's operating strategy, will benefit both companies, as well as the shareholders of each, by, among other things, improving the competitiveness of both companies through a reduction of the existing and potential conflicts between customers of Healthdyne Technologies and HMM, by facilitating possible acquisitions by the Company and Healthdyne Technologies with their respective stocks, by permitting Healthdyne Technologies to raise capital more economically and with less restrictions than if it were a subsidiary of the Company and by increasing the number of shares of common stock of Healthdyne Technologies available for trading. The Spin-off is expected to occur on May 22, 1995.

        Also, in March 1995 the Company sold substantially all of the assets of its wholly-owned subsidiary, Healthdyne Integrated Alternatives, Inc. ("HIA"), due to the rapid development of HIE and the potential for conflicts between the customers of HIA and those of HIE.

        The Company's present operations and future prospects may be influenced by several factors, including developments in the healthcare industry, third-party reimbursement policies and practices, and changes in regulatory requirements or the manner in which such requirements are enforced with respect to approval, sale and use of medical devices. As a result of the increasing cost of health care in the United States and overall efforts to reduce or control government and corporate spending, government and third-party payors are becoming increasingly focused on promoting cost-effective healthcare services, and payors, in particular, have become more involved in decisions regarding diagnosis and treatment to ensure that care is delivered in a cost-effective manner.

        A significant portion of the Company's revenues are derived directly from third-party payors for services rendered to patients by the Company or indirectly from customers of Healthdyne Technologies who rely upon such sources for the payment of services delivered to patients utilizing the products of Healthdyne Technologies. The levels of profitability of all healthcare companies, including the Company, could be adversely affected by the financial condition of certain governmental and private payors and by their continuing efforts to reduce healthcare costs by lowering reimbursement rates, increasing medical reviews of bills for services and negotiating for reduced contract rates. The Company has responded to these developments by attempting to emphasize more profitable home therapies, pre-qualifying insurance coverage prior to the delivery of services and educating third-party payors on the benefits of the Company's home therapies and products. Although reductions in the reimbursement rates that the Company receives for services rendered could have an adverse impact on the Company, the Company is hopeful that the overall cost-effective nature of treatment in the home (as compared to hospitalization), coupled with the potential benefits to be derived from prenatal care, will be recognized and encouraged by any new healthcare initiatives. In addition, the Company believes that the efforts of the healthcare system to deliver services in a cost-effective manner will produce, among other things, a need for the type of services to be offered by the Company's newest subsidiary, HIE.

        The Company's business also may be affected by changes in government regulation to which the Company's products and services are subject or changes in the manner in which such regulations are enforced or medical devices are approved. The United States Food and Drug Administration ("FDA") has cleared the System 37R uterine activity monitor utilized by HMM and manufactured by Healthdyne Technologies for use with either low or high-risk term pregnancies in the hospital or home. The FDA has not approved the utilization of the System 37R device with pregnant patients prior to term, however, and the device is considered investigational for that use. Since the FDA does not regulate the practice of medicine, physicians may, and often do, prescribe the use of the System 37R device on preterm patients when they believe in their professional judgment that it is in the best interest of the patient. The Company has conducted a study similar in design to a study of a competitive product that was approved by the FDA and a medical device panel of the FDA, in a matter unrelated to the Company's approval request, has recently endorsed the validity of this study design. There can be no absolute assurance, however, that the FDA will consider and approve the application filed by the Company based upon the Company's study data or that the criteria for approval by the FDA will remain the same. The combination of the emerging nature of this service and the lack of FDA approval historically has adversely affected third-party reimbursement. Reimbursement has improved and the Company believes that it will continue to improve as physicians and insurance companies become better acquainted with the service.

        A number of businesses within the healthcare industry, including in some instances customers and competitors of the Company, recently have begun to consolidate in order, among other things, to increase the size, efficiency and purchasing power of the entities in question, to broaden the number and nature of products and services offered to consumers or simply to better serve the changing healthcare industry with its focus upon cost-effective medical care. The overall effect of this industry consolidation upon the Company should it continue cannot be predicted at this time. The Company, including Healthdyne Technologies, has grown through acquisitions in the past, and Healthdyne Technologies is presently discussing possible acquisitions with several other medical equipment manufacturers. Although the Spin-off is expected to enhance Healthdyne Technologies' ability to grow in this manner, no agreements have been reached and no assurances can be given that any such discussions will result in acquisitions.

        The trend within the healthcare industry to deliver quality healthcare services in a more cost-effective manner has had, and is expected to continue to have, an impact on the Company. Driven by employers and third-party payors, as well as by legislation and regulation, prices for services provided to patients, in general, are being reduced, cost-effective preventative health care is being stressed and vertically integrated networks of care providers (some of whom are accepting the insurance risk of providing care through capitation contracts with third-party payors) are being established. The Company anticipates that this trend will continue and is attempting to focus its efforts, including the founding of HIE in 1994, on products and services which it believes can benefit from this new environment. There can be no assurance, however, that either additional changes or presently unforeseen consequences from this trend may not develop.

        The following discussion of the Company's financial condition and results of operations should be read in conjunction with the Company's consolidated financial statements and related notes presented in the Company's Annual Report on Form 10-K for the year ended December 31, 1994 as filed with the Securities and Exchange Commission.

Operating Results

        Consolidated revenues increased 31% to $44,461 in the first quarter of 1995 over the comparable period in 1994. Healthdyne Technologies continued its strong growth with a 43% increase in revenues to $27,664 in the first quarter of 1995 from $19,369 in the first quarter of 1994. Of this increase, approximately one-third was due to the acquisition of HealthScan Products in late 1994 and the balance was due to unit sales growth in Healthdyne Technologies' three largest product lines. Results for Healthdyne Technologies include intercompany sales to HMM of $489 and $884 in the first quarter of 1995 and 1994, respectively, which are eliminated for presentation of the Company's consolidated results. HMM's revenues increased 10% in the first quarter of 1995 as compared to the first quarter of 1994 primarily due to higher average patient census.

        The Company's gross profit margin decreased to 46% in the first quarter of 1995 from 49% in the comparable period in 1994. This decrease was largely a result of the cost of certain product revisions incorporated into the products of Healthdyne Technologies during 1994 as well as lower average selling prices for several of the major products at Healthdyne Technologies.

        The Company's selling and administrative expenses, as a percentage of revenues, decreased to 36% in the three months ended March 31, 1995, from 40% in the same period of 1994, primarily as a result of operating efficiencies generated by HMM on increased revenues.

        The Company provides for doubtful accounts to cover that portion of billed revenue that it estimates to be uncollectible. This provision is adjusted periodically based upon the Company's evaluation of historical collection experience, industry reimbursement trends and other relevant factors. As a percentage of revenues, this provision has improved to 3% from 5% in the three months ended March 31, 1995 and 1994, respectively, principally due to improved collection experience at HMM.

        Minority interest in net earnings of partnerships is the result of the establishing strategic alliances by the Company through HMM.

        For the three months ended March 31, 1995, the effective income tax rate was lower than the statutory rate because of the utilization of the Company's operating tax losses and receipt of non-taxable interest income.

        Minority interest in net earnings of subsidiary is the result of the sale to the public of 19% of Healthdyne Technologies in 1993.

        The Spin-off will significantly affect the Company's revenues and earnings from continuing operations. Included in the Company's consolidated earnings from continuing operations are $1,253 and $1,244 in the first quarter of 1995 and 1994, respectively, which represents the Company's 81% equity in the net earnings of Healthdyne Technologies.

Liquidity and Capital Resources

        As of March 31, 1995, the Company had cash and short-term investments of approximately $42,383, including approximately $2,258 of cash and short-term investments at Healthdyne Technologies. Working capital as of that date was approximately $77,565 and the current ratio was 3.7 to 1.

        Consolidated cash flow used in operations was $2,167 in the three months ended March 31, 1995 compared to cash flow provided by operations of $4,116 in the three months ended March 31, 1994. The change is the result of less cash provided by reduced HMM's accounts receivable in the quarter, as well as an increase in Healthdyne Technologies' inventory, and the reduction of accounts payable and other accrued liabilities. Cash used in investing activities increased to $3,079 from $1,501 in the three months ended March 31, 1995 and 1994, respectively. This increase was due primarily to the Company's acquisition of the minority interest in certain partnerships, additional equity investments in affiliates and increased capital expenditures at Healthdyne Technologies in 1995.

        As of March 31, 1995, Healthdyne Technologies had outstanding borrowings of $21,000 under its $25,000 credit agreement at an interest rate of 8.1%.

        It is not expected that the Spin-off of Healthdyne Technologies will have a material effect on the Company's liquidity or cash flow. Since the initial public offering of Healthdyne Technologies in 1993, the Company has neither provided significant funding to, nor obtained significant funding from, Healthdyne Technologies. Since such date, including the three months ended March 31, 1995, Healthdyne Technologies has purchased certain services from the Company at a price which approximates the cost of such services and HMM has purchased certain equipment from Healthdyne Technologies at 33% above manufacturing cost. These arrangements will continue for a period of time after the Spin-off although the services required to be provided to Healthdyne Technologies and the payments thereunder are expected to be reduced. Healthdyne Technologies and the Company were also parties to a Tax Sharing Agreement pursuant to which Technologies paid the Company $2,869 in the year 1994 and $1,159 in the three months ended March 31, 1995, for the utilization of the Company's tax operating losses. After the Spin-off, the earnings of Healthdyne Technologies will not be included in the Company's consolidated income tax return and, thus, Healthdyne Technologies cannot utilize the Company's tax operating losses and no further payments will be received by the Company under this agreement.

        As of March 31, 1995, the Company had no material commitments for capital expenditures. It is anticipated that existing funds available and expected cash flows from operating and investing activities following the Spin-off will enable it to make investments in its remaining businesses, and to meet its scheduled obligations.

RECENT ACCOUNTING PRONOUNCEMENTS

        In 1994, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 119, ("SFAS 119"), "Disclosure About Derivative Financial Instruments and Fair Value of Financial Instruments". Had SFAS 119 been implemented as of March 31, 1995 by the Company there would have been no material effect on the consolidated condensed financial statements.

                          PART II - OTHER INFORMATION



ITEM 6.          EXHIBITS AND REPORTS ON FORM 8-K.

     (a)         Exhibits

                 The following exhibits are incorporated by reference as part of this Report:

(10)(rr) Distribution Agreement, dated April 21, 1995, between the Company and Healthdyne Technologies, Inc., incorporated by reference from the Current Report on Form 8-K of Healthdyne Technologies, Inc. (Commission File No. 0-21776) dated May 1, 1995.

(10)(ss) Tax Sharing Agreement, dated April 21, 1995, between the Company and Healthdyne Technologies, Inc., incorporated by reference from the Current Report on Form 8-K of Healthdyne Technologies, Inc. (Commission File No. 0-21776) dated May 1, 1995.

(10)(tt) Tax Indemnity Agreement, dated April 21, 1995, between the Company and Healthdyne Technologies, Inc. incorporated by reference from the Current Report on Form 8-K of Healthdyne Technologies, Inc. (Commission File No. 0-21776) dated May 1, 1995.

(10)(uu) Corporate Services Agreement, dated April 21, 1995, between the Company and Healthdyne Technologies, Inc. incorporated by reference from the Current Report on Form 8-K of Healthdyne Technologies, Inc. (Commission File No. 0-21776) dated May 1, 1995.

(10)(vv) OEM Design and Manufacturing Agreement, dated April 21, 1995, between the Company and Healthdyne Technologies, Inc., incorporated by reference from the Current Report on Form 8-K of Healthdyne Technologies, Inc. (Commission File No. 0-21776) dated May 1, 1995.

(10)(ww) License Agreement, dated April 21, 1995, between the Company and Healthdyne Technologies, Inc. incorporated by reference from the Current Report on Form 8-K of Healthdyne Technologies, Inc. (Commission File No. 0-21776) dated May 1, 1995.

                 The following exhibits are filed as part of this Report:

(10)(xx) Amendment to Distribution Agreement, dated May 4, 1995, between the Company and Healthdyne Technologies, Inc.

(11)(a)          Computation of Earnings (Loss) per Common Share.

    (b) The Company has not filed any Reports on Form 8-K, during the quarter ended March 31, 1995.

 (27)            Financial Data Schedule (for SEC use only)

                                  SIGNATURES


        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      HEALTHDYNE, INC.



May 5, 1995                           By: /s/ Donald R. Millard
                                         ---------------------------------------
                                           Donald R. Millard
                                           Vice President - Finance,
                                           Chief Financial Officer and Treasurer
                                           (duly authorized and
                                           principal financial officer)