Form 10-Q
period 1995-06-30
HEALTHDYNE INC
filed 1995-08-09
CIK 46455

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549



 X   Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange
---  Act of 1934

For the quarterly period ended June 30, 1995

                                       or

     Transition Report pursuant to Section 13 or 15(d) of the Securities --- Exchange Act of 1934

For the transition period from                     to
                               -------------------    ----------------------

Commission file number 0-10647

                               HEALTHDYNE, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         GEORGIA                                          58-1099590
--------------------------------------------------------------------------------
(State or other jurisdiction of                       (I.R.S. Employer
 incorporation or organization)                       Identification No.)


1850 Parkway Place, 12th Floor, Marietta, Georgia             30067
--------------------------------------------------------------------------------
    (Address of principal executive offices)             (Zip Code)


                                 (770) 423-4500
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                             YES   X       NO
                                 -----        -----

The number of shares outstanding of the issuer's only class of Common Stock, $.01 par value, as of August 1, 1995 was 15,395,489.

                         PART I - FINANCIAL INFORMATION

                       HEALTHDYNE, INC. AND SUBSIDIARIES

                     Consolidated Condensed Balance Sheets

                             (Amounts in thousands)
                                  (Unaudited)

ASSETS                                                            June 30,        December 31,
                                                                    1995              1994
                                                                  --------        ------------
Current assets:

  Cash and short-term investments                                 $38,409             44,556
  Trade accounts and notes receivable,
   less allowances of $7,299 at June 30, 1995 and
   $6,150 at December 31, 1994                                     15,304             14,568
  Inventories                                                         946                569
  Deferred income taxes                                             1,100              1,027
  Prepaid expenses and other current assets                         7,403              4,283
  Net assets of subsidiary spun-off                                     -             23,923
                                                                  -------            -------
      Total current assets                                         63,162             88,926
                                                                  -------            -------


Property and equipment                                             32,300             30,387
  Less accumulated depreciation and
   amortization                                                   (17,829)           (17,639)
                                                                  -------            -------

    Property and equipment, net                                    14,471             12,748
                                                                  -------            -------

Excess of cost over net assets of businesses
  acquired, less accumulated amortization of
  $496 at June 30, 1995 and $205 at
  December 31, 1994                                                14,258              5,041

Intangible assets, less accumulated
  amortization of $154 at June 30,
  1995 and $87 at December 31, 1994                                 1,182                687
Other assets                                                        3,476              9,745
                                                                  -------            -------
                                                                  $96,549            117,147
                                                                  =======            =======

                       HEALTHDYNE, INC. AND SUBSIDIARIES

                     Consolidated Condensed Balance Sheets

                (Amounts in thousands, except per share amounts)
                                  (Unaudited)

                                                                                     June 30,             December 31,
LIABILITIES AND SHAREHOLDERS' EQUITY                                                   1995                  1994
                                                                                     --------             ------------
Current liabilities:
  Current installments of long-term debt
   and obligations under capital leases                                               $ 2,823                     715
  Accounts payable, principally trade                                                   4,094                   2,398
  Accrued liabilities                                                                  12,888                  12,841
                                                                                      -------                 -------
         Total current liabilities                                                     19,805                  15,954

Long-term debt and obligations under
 capital leases, excluding current
 installments                                                                           3,752                   3,213
Other long-term liabilities                                                             4,094                   4,158
                                                                                      --------                -------

         Total liabilities                                                             27,651                  23,325
                                                                                      -------                --------

Minority interest in subsidiaries and partnerships                                      1,551                     558

Shareholders' equity:
  Preferred stock, $.0l par value.  Authorized
   2,250 shares; issued none                                                                -                       -
  Common stock, $.01 par value.
   Authorized 25,000 shares; issued
   15,374 shares at June 30, 1995 and
   15,277 shares at December 31, 1994                                                     154                     153
  Additional paid-in capital                                                           86,063                 111,059
  Accumulated deficit                                                                 (18,870)                (17,948)
                                                                                      -------                 -------

         Total shareholders' equity                                                    67,347                  93,264
                                                                                      -------                 -------
                                                                                      $96,549                 117,147
                                                                                      =======                 =======

See accompanying notes to consolidated condensed financial statements.

                       HEALTHDYNE, INC. AND SUBSIDIARIES
                Consolidated Condensed Statements of Operations
                (Amounts in thousands, except per share amounts)
                                  (Unaudited)

                                                        Three Months Ended     Six Months Ended
                                                        ------------------     ----------------
                                                              June 30,             June 30,
                                                        ------------------     ----------------
                                                          1995       1994       1995      1994
                                                          ----       ----       ----      ----
Revenues                                                $ 19,068    16,486     37,956    31,919
Cost of revenues                                           7,520     6,563     15,006    13,150
                                                        --------    ------     ------    ------
      Gross profit                                        11,548     9,923     22,950    18,769

Selling and administrative expenses                       11,355     9,224     22,183    18,201
Provision for doubtful accounts                              870     1,602      2,068     3,110
Research and development expenses                            521       149        990       315
                                                        --------    ------     ------    ------
      Operating loss                                      (1,198)   (1,052)    (2,291)   (2,857)

Interest income                                              595       420      1,313       447
Interest expense                                             153       104        301       399
Other income (expense) net                                    79       (31)       (58)      (41)
Equity in losses of affiliate                                255         -        468         -
Minority interest in earnings of partnerships                184       160        398       362
                                                        --------    ------     ------    ------
      Loss from continuing operations
       before income tax benefit                          (1,116)     (927)    (2,203)   (3,212)

Income tax benefit                                           200       862        818     1,704
                                                        --------    ------     ------    ------

      Loss from continuing operations                       (916)      (65)    (1,385)   (1,508)

Earnings (loss) from discontinued operations:
      Operating earnings (loss), net of income
       tax expense of $247 and $1,032 for the three
       months ended June 30, 1995 and 1994,
       respectively and $1,257 and $1,143 for the
       six months ended June 30, 1995 and 1994,
       respectively                                         (668)      797        463       285
      Gain on sale of subsidiary, net of income
       taxes of $456                                           -    17,330          -    17,330
                                                        --------    ------     ------    ------

      Earnings (loss) from discontinued operations          (668)   18,127        463    17,615
                                                        --------    ------     ------    ------



        Net earnings (loss)                             $ (1,584)   18,062       (922)   16,107
                                                        ========    ======     ======    ======
Net earnings (loss) per common share and common
  share equivalent:
      Loss from continuing operations                   $  (0.06)        -      (0.09)    (0.10)
                                                        --------    ------     ------    ------
      Earnings (loss) from discontinued
       operations                                          (0.04)     1.18       0.03      1.15
                                                        --------    ------     ------    ------
        Net earnings (loss)                             $  (0.10)     1.18      (0.06)     1.05
                                                        ========    ======     ======    ======

Weighted average number of common shares
      and common share equivalents                        15,355    15,274     15,324    15,278
                                                        ========    ======     ======    ======

See accompanying notes to consolidated condensed financial statements.

                       HEALTHDYNE, INC. AND SUBSIDIARIES

                Consolidated Condensed Statements of Cash Flows

                             (Amounts in thousands)

                                  (Unaudited)


                                                                      Six Months Ended
                                                                      ----------------
                                                                          June 30,
                                                                          --------
                                                                    1995            1994
                                                                    ----            ----
Cash Flows from Continuing Operating Activities:

         Loss from continuing operations                          $(1,385)        (1,508)
         Adjustments to reconcile loss from continuing
           operations to net cash provided by
           operating activities:
             Depreciation and amortization                          2,376          2,023
             Provision for doubtful accounts                        2,068          3,110
             Minority interest in earnings of partnerships            398            362

         (Increase) decrease in:
             Trade accounts and notes receivable                   (2,804)           728
             Inventories                                             (377)          (232)
             Other assets                                          (2,524)          (131)
         Increase (decrease) in:
             Accounts payable                                       1,696            530
             Accrued liabilities and other                            915         (2,802)
                                                                  -------         ------

           Net cash provided by continuing
            operating activities                                      363          2,080
                                                                  -------         ------

Cash Flows from Continuing Investing Activities:

         Purchases of property and equipment                       (3,741)        (1,637)
         Investments in equity of affiliates, net                  (3,093)             -
         Purchases of minority interests of partnerships             (828)             -
         Purchase of intangible assets                               (549)             -
                                                                  -------         ------

           Net cash used in continuing
            investing activities                                   (8,211)        (1,637)
                                                                  -------         ------



                                                                     (continued)

                       HEALTHDYNE, INC. AND SUBSIDIARIES

                Consolidated Condensed Statements of Cash Flows

                             (Amounts in thousands)

                                  (Unaudited)


                                                                                                  Six Months Ended
                                                                                           -----------------------------
                                                                                                      June 30,
                                                                                           -----------------------------
                                                                                            1995                   1994
                                                                                           -----                   ----
Cash Flows from Continuing Financing Activities:

  Net repayments under revolving
   credit agreements                                                                       $     -               (11,000)
  Proceeds from issuance of long-term debt                                                   2,638                   435
  Proceeds from issuance of common stock                                                       484                   306
  Distributions to minority interest in partnerships, net                                     (327)                 (353)
                                                                                           -------               -------
         Net cash provided by (used in) continuing
          financing activities                                                               2,795               (10,612)
                                                                                           -------               -------

Net Cash Used in Continuing Operations                                                      (5,053)              (10,169)
                                                                                           -------               -------

Net Cash Provided By (Used in) Discontinued Operations:

  Earnings from discontinued operations                                                        463                   285
  Proceeds from sale of subsidiary                                                               -                61,230
  Change in net assets of subsidiary spun-off                                               (1,557)               (2,493)
                                                                                           -------               -------
  Net cash provided by (used in) discontinued operations                                    (1,094)               59,022
                                                                                           -------               -------

         Net increase (decrease) in cash and short-term
          investments                                                                       (6,147)               48,853

Cash and Short-term Investments at Beginning of
  Period                                                                                    44,556                 3,610
                                                                                           -------               -------

Cash and Short-term Investments at End of Period                                           $38,409                52,463
                                                                                           =======               =======



See accompanying notes to consolidated condensed financial statements.

                       HEALTHDYNE, INC. AND SUBSIDIARIES
                        Notes to Consolidated Condensed
                              Financial Statements

                             (Amounts in thousands)
                                  (Unaudited)

1.    General

      The consolidated condensed financial statements as of June 30, 1995 and for the three and six months ended June 30, 1995 and 1994 are unaudited. Certain reclassifications of prior period information have been made to conform to current year presentation. In April 1994 Healthdyne, Inc. (the "Company") sold its 68% ownership in Home Nutritional Services, Inc., a New Jersey corporation ("HNS"), and in May 1995 the Company distributed to its shareholders, in the form of a tax-free dividend, its 81% ownership in Healthdyne Technologies, Inc., a Georgia corporation ("Healthdyne Technologies"). The accounts of HNS and Healthdyne Technologies prior to sale or distribution have been segregated and reflected as discontinued operations in the consolidated condensed financial statements as of June 30, 1995 and December 31, 1994 and for the three and six months ended June 30, 1995 and 1994 (See Note 3). Additionally, in May 1995 the Company increased its ownership interest in Healthcare Communications, Inc. from 44% to 57% and, accordingly, its results of operations, which were previously recognized under the equity method of accounting, are included in the Company's consolidated results of operations as if the transaction had occurred on January 1, 1995. In the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for the fair presentation of the consolidated financial position and results of operations and cash flows for the periods presented have been included. The results for the three and six months ended June 30, 1995 are not necessarily indicative of the results for the full year ending December 31, 1995.

      These consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Annual Report on Form 10-K of the Company for the year ended December 31, 1994.

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

3.    Discontinued Operations

      During the first quarter of 1994, the Company decided to divest its 68% ownership interest in HNS. The sale was consummated in April 1994 and resulted in net proceeds to the Company of approximately $61,000 and a gain, net of income taxes, of $17,330. Accordingly, the operations of HNS for the three and six months ended June 30, 1994 have been presented as discontinued operations.

      On May 22, 1995, the Company distributed its 81% ownership in its subsidiary, Healthdyne Technologies, to the shareholders of record on May 5, 1995 of the Company in a tax-free distribution (the "Spin-off"). The Company's consolidated condensed financial statements reflect the results of operations of Healthdyne Technologies included in the current periods and all previously reported periods as discontinued operations.

      The Spin-off resulted in a reduction of additional paid-in capital of $25,480, representing 81% of the book value of assets of Healthdyne Technologies.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                             (Amounts In Thousands)

General

      On April 6, 1994 the Company sold its 68% ownership interest in Home Nutritional Services, Inc. ("HNS") and on May 22, 1995 the Company distributed to its shareholders the 10 million shares of common stock (approximately 81% of the outstanding shares) of Healthdyne Technologies, Inc. ("Healthdyne Technologies") owned by the Company in a tax-free distribution (the "Spin-off"). The accounts of HNS and Healthdyne Technologies prior to sale or distribution have been reflected herein as discontinued operations.

      Healthdyne Maternity Management ("HMM"), a wholly-owned division of the Company, provides home obstetrical care and related risk management services. In mid-1994 the Company incorporated Healthdyne Information Enterprises, Inc. ("HIE"), as a wholly-owned subsidiary, to develop products for and provide clinical information and management services to physicians and emerging integrated healthcare networks.

      In May 1995 the Company increased its ownership interest in Healthcare Communications, Inc., a software development company which is part of the HIE group, from 44% to 57%. Accordingly, the results of operations of this entity, which were previously recognized under the equity method of accounting, are included in the Company's consolidated results of operation as if the transaction had occurred on January 1, 1995.

      The Company's present operations and future prospects may be influenced by several factors, including developments in the healthcare industry, third-party reimbursement policies and practices, and changes in regulatory requirements or the manner in which such requirements are enforced with respect to approval and use of medical devices. As a result of the increasing cost of health care in the United States and overall efforts to reduce or control government and corporate spending, government and third-party payors are becoming increasingly focused on promoting cost-effective healthcare services, and payors, in particular, have become more involved in decisions regarding diagnosis and treatment to ensure that care is delivered in a cost-effective manner.

      Substantially all of the Company's current revenues are derived directly from third-party payors for services rendered to patients by the Company. The levels of profitability of all healthcare companies, including the Company, could be adversely affected by the financial condition of certain governmental and private payors and by their continuing efforts to reduce healthcare costs by lowering reimbursement rates, increasing medical reviews of bills for services and negotiating for reduced contract rates. The Company has responded to these developments by attempting to emphasize cost-effective therapies and procedures, pre-qualifying insurance coverage prior to the delivery of services and educating third-party payors on the benefits of the Company's home therapies. Although reductions in the reimbursement rates that the Company receives for services rendered could have an adverse impact on the Company, the Company is hopeful that the overall cost-effective nature of treatment in the home (as compared to hospitalization), coupled with the potential benefits to be derived from prenatal care, will be recognized and encouraged by any new healthcare initiatives. In addition, the Company believes that the efforts of the healthcare system to deliver services in a cost-effective manner will produce, among other things, a need for the type of services offered by the Company's subsidiary, HIE.

      The Company's business also may be affected by changes in government regulation to which the Company's products and services are subject or changes in the manner in which such regulations are enforced or medical devices are approved. The United States Food and Drug Administration ("FDA") has cleared the System 37(R) uterine activity monitor utilized by HMM for use with either low or high-risk term pregnancies in the hospital or home. The FDA has not approved the utilization of the System 37(R) device with pregnant patients prior to term, however, and the device is considered investigational for that use. Since the FDA does not regulate the practice of medicine, physicians may, and often do, prescribe the use of the System 37(R) device on preterm patients when they believe in their professional judgment that it is in the best interest of the patient. The Company has conducted a study similar in design to a study of a competitive product that was approved by the FDA in 1991 and a medical device panel of the FDA, in a matter unrelated to the Company's approval request, has endorsed the validity of this study design. Although the Company anticipates that FDA approval of the System 37(R) device for preterm use will be forthcoming, there can be no absolute assurance that the FDA will consider and approve the application filed by the Company or that the criteria for approval by the FDA will remain the same. The lack of FDA approval historically has adversely affected third-party reimbursement. Reimbursement has improved and the Company believes that it will continue to improve as physicians and insurance companies become better acquainted with the services offered by the Company.

      A number of businesses within the healthcare industry, including in some instances customers and competitors of the Company, recently have begun to consolidate in order, among other things, to increase the size, efficiency and purchasing power of the entities in question, to broaden the number and nature of products and services offered to consumers or simply to better serve the changing healthcare industry with its focus upon cost-effective medical care. The overall effect of this industry consolidation upon the Company should it continue cannot be predicted at this time. The Company has grown through acquisitions in the past. Although the Company has grown through acquisitions in the past and will continue to explore opportunities as they arise, the Company has determined to separate its business entities pursuant to the transactions referred to above, including the Spin-off, as well as a possible distribution to its shareholders of the stock of HIE. There is no assurance, however, that any additional transactions will occur.

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

Operating Results

         Consolidated revenues from continuing operations, increased 16% to $19,068 and 19% to $37,956 in the three and six months ended June 30, 1995, respectively, as compared to the same periods in 1994. Of these increases approximately 10% in each period is the result of revenues of the Company's subsidiary, HIE, which was incorporated in mid-1994. The remaining increases are due to increases in HMM's revenues primarily due to higher average patient census.

         The Company's gross profit margin remained relatively constant at 59% to 60% in the three and six months periods ended June 30, 1995 and 1994.

         The Company's selling and administrative expenses increased both absolutely and as a percentage of revenues, to 60% in the three months ended June 30, 1995, from 56% in the same period of 1994, and to 58% in the six month period ended June 30, 1995 from 57% from the same period in the prior year. This increase was primarily the result of expenses related to HIE, which was established in mid-1994.

         The Company provides for doubtful accounts to cover that portion of billed revenue that it estimates to be uncollectible. This provision is adjusted periodically based upon the Company's evaluation of historical collection experience, industry reimbursement trends and other relevant factors. Due to significantly improved collection experience at HMM in late 1994 and early 1995, the provision was decreased from 10% of revenues in the first half of 1994 to 5% of revenues in 1995.

         Minority interest in net earnings of partnerships is the result of strategic alliances established by the Company through HMM.

         For the three and six months ended June 30, 1995, the effective income tax benefit was greater than the statutory rate because of the utilization of the Company's operating tax losses and receipt of non-taxable interest income.

Liquidity and Capital Resources

         As of June 30, 1995, the Company had cash and short-term investments of $38,409. Working capital as of that date was $43,357 and the current ratio was 3.2 to 1.

         Consolidated cash flow provided by continuing operating activities was $363 and $2,080 in the six months ended June 30, 1995 and 1994, respectively. Cash used in investing activities increased to $8,211 from $1,637 in the six months ended June 30, 1995 and 1994, respectively. This increase was due primarily to increased capital expenditures at HMM, additional equity investments in affiliates and the acquisition of the minority interests of certain partnerships.

         It is not expected that the Spin-off of Healthdyne Technologies will have a material effect on the Company's liquidity or available cash flow.
Since the initial public offering of Healthdyne Technologies in 1993, the Company has neither provided significant funding to, nor obtained significant funding from, Healthdyne Technologies. Since such date, including the six months ended June 30, 1995, Healthdyne Technologies has purchased certain services from the Company at a price which approximates the cost of such services and HMM has purchased certain equipment from Healthdyne Technologies at 33% above manufacturing cost. These arrangements will continue for a period of time after the Spin-off although the services required to be provided to Healthdyne Technologies and the payments thereunder are expected to be reduced. Healthdyne Technologies and the Company were also parties to a Tax Sharing Agreement pursuant to which Healthdyne Technologies paid the Company $2,869 in the year 1994 and $1,423 in the six months ended June 30, 1995, for the utilization of the Company's tax operating losses. After the Spin-off, the earnings of Healthdyne Technologies will not be included in the Company's consolidated income tax return and, thus, Healthdyne Technologies cannot utilize the Company's tax operating losses and no further payments will be received by the Company under this agreement.

         As of June 30, 1995, the Company had no material commitments for capital expenditures. It is anticipated that existing funds available and expected cash flows from operating and investing activities will enable the Company to make investments in its remaining businesses and to meet its scheduled obligations.

RECENT ACCOUNTING PRONOUNCEMENTS

         In 1994, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 119 ("SFAS 119"), "Disclosure About Derivative Financial Instruments and Fair Value of Financial Instruments". Had SFAS 119 been implemented by the Company as of June 30, 1995, there would have been no material effect on the consolidated condensed financial statements.

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.


         On June 20, 1995, the Company held an Annual Meeting of Shareholders. As of May 19, 1995, the record date for the meeting, 15,367,852 shares of Common Stock were held of record and entitled to vote at the meeting, of which 13,389,542 were present at the meeting either in person or by proxy.

         Elected to the Company's Board of Directors to serve until the next Annual Meeting or until their successors are elected and qualified, as well as the shares withheld and voted for each nominee, were as follows:

                                                               For                     Withheld
                                                               ---                     --------
                    Parker H. Petit                         13,327,548                  61,994
                    J. Terry Dewberry                       13,329,352                  60,190
                    J. Paul Yokubinas                       13,328,318                  61,224
                    William J. Gresham, Jr.                 13,329,182                  60,360
                    Charles R. Hatcher, Jr.                 13,328,282                  61,260
                    Alexander H. Lorch                      13,319,902                  69,640
                    Carl E. Sanders                         13,320,752                  68,790
                    Morris S. Weeden                        13,319,182                  70,360
                    Frederick P. Zuspan                     13,317,402                  72,140


ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K.

      (a)   Exhibits

            The following exhibits are filed as a part of this report:


            (11) (a) Computation of Earnings per Common Share.

            (27)     Financial Data Schedule (for SEC use only)

      (b)   The Company filed a Current Report on Form 8-K dated June 1,
1995, reflecting the Spin-off of the Company's 81% ownership interest in Healthdyne Technologies, to the Company's shareholders on May 22, 1995 (Item 2 of Form 8-K - Acquisition or Disposition of Assets), which contained proforma consolidated condensed financial statements including a balance sheet as of March 31, 1995 and statements of earnings (loss) for the year ended December 31, 1994 and the three month period ended March 31, 1995.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                     HEALTHDYNE, INC.



August 9, 1995                       By: /s/ Donald R. Millard
                                        --------------------------------
                                        Donald R. Millard
                                        Vice President - Finance,
                                        Chief Financial Officer and Treasurer
                                        (duly authorized and
                                        principal financial officer)