Form 10-Q
period 1995-09-30
HEALTHDYNE INC
filed 1995-11-14
CIK 46455

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549



X Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended       September 30, 1995
                               ------------------------------

                                       or

____ Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                     to
                               -------------------    ---------------------

Commission file number 0-10647

                               HEALTHDYNE, INC.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


         GEORGIA                                          58-1099590
-------------------------------------------------------------------------------
(State or other jurisdiction of                       (I.R.S. Employer
 incorporation or organization)                       Identification No.)


1850 Parkway Place, 12th Floor, Marietta, Georgia           30067
-------------------------------------------------------------------------------
  (Address of principal executive offices)                (Zip Code)


                                (770) 423-4500
-------------------------------------------------------------------------------
            (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                             YES    X       NO
                                 ------         ------

The number of shares outstanding of the issuer's only class of Common Stock, $.01 par value, as of October 30, 1995 was 16,114,851.



                                   Page 1 of

                         PART I - FINANCIAL INFORMATION

                        ITEM 1. - FINANCIAL STATEMENTS

                       HEALTHDYNE, INC. AND SUBSIDIARIES

                     Consolidated Condensed Balance Sheets

                             (Amounts in thousands)
                                  (Unaudited)

ASSETS                                                                               September 30,         December 31,
------                                                                                   1995                  1994
                                                                                     ------------          ------------
Current assets:

  Cash and short-term investments                                                     $  29,950                  44,516
  Trade accounts and notes receivable,
   less allowances of $7,856 at September 30, 1995 and
   $6,146 at December 31, 1994                                                           12,767                  14,483
  Inventories                                                                             1,015                     532
  Deferred income taxes                                                                   1,100                   1,027
  Prepaid expenses and other current assets                                               5,740                   4,279
  Net assets of discontinued operations                                                  17,809                  33,785
                                                                                      ---------                 -------
      Total current assets                                                               68,381                  98,622
                                                                                      ---------                 -------


Property and equipment                                                                   21,440                  21,609
  Less accumulated depreciation and
   amortization                                                                          (8,524)                 (9,160)
                                                                                      ---------                 -------

    Property and equipment, net                                                          12,916                  12,449
                                                                                      ---------                 -------

Excess of cost over net assets of businesses
  acquired, less accumulated amortization of
  $285 at September 30, 1995 and $187 at
  December 31, 1994                                                                       5,004                   3,260

Other assets                                                                              3,381                   2,604
                                                                                      ---------                 -------
                                                                                      $  89,682                 116,935
                                                                                      =========                 =======

                       HEALTHDYNE, INC. AND SUBSIDIARIES

                     Consolidated Condensed Balance Sheets

                (Amounts in thousands, except per share amounts)
                                  (Unaudited)

                                                                                   September 30,          December 31,
LIABILITIES AND SHAREHOLDERS' EQUITY                                                   1995                  1994
------------------------------------                                               ------------           -----------
Current liabilities:
  Current installments of long-term debt
   and obligations under capital leases                                              $  1,082                     715
  Accounts payable, principally trade                                                   1,826                   2,225
  Accrued liabilities                                                                  13,441                  12,802
                                                                                     --------                 -------
         Total current liabilities                                                     16,349                  15,742

Long-term debt and obligations under
 capital leases, excluding current
 installments                                                                           3,335                   3,213
Other long-term liabilities                                                             4,043                   4,158
                                                                                     --------                 -------

         Total liabilities                                                             23,727                  23,113
                                                                                     --------                 -------

Minority interest in partnerships                                                         570                     558

Shareholders' equity:
  Preferred stock, $.0l par value.  Authorized
   2,250 shares; issued none
  Common stock, $.01 par value.
   Authorized 25,000 shares; issued
   15,636 shares at September 30, 1995 and
   15,277 shares at December 31, 1994                                                     156                     153
  Additional paid-in capital                                                           86,994                 111,059
  Accumulated deficit                                                                 (21,765)                (17,948)
                                                                                     --------                 -------

         Total shareholders' equity                                                    65,385                  93,264
                                                                                     --------                 -------
                                                                                     $ 89,682                 116,935
                                                                                     ========                 =======

See accompanying notes to consolidated condensed financial statements.

                       HEALTHDYNE, INC. AND SUBSIDIARIES
                 Consolidated Condensed Statements of Earnings
                (Amounts in thousands, except per share amounts)
                                  (Unaudited)

                                                        Three Months Ended            Nine Months Ended
                                                        ------------------          ----------------------
                                                           September 30,                September 30,
                                                        ------------------          ----------------------
                                                        1995          1994            1995           1994
                                                        ----          ----            ----           ----
Revenues                                             $ 17,732       17,183          51,935         49,102
Cost of revenues                                        7,066        7,227          21,280         20,377
                                                     --------      -------         -------        -------

      Gross profit                                     10,666        9,956          30,655         28,725

Selling and administrative expenses                     9,639        9,231          28,549         27,374
Provision for doubtful accounts                         1,064        1,370           3,123          4,480
Research and development expenses                          83          155             243            470
                                                     --------      -------         -------        -------
      Operating loss                                     (120)        (800)         (1,260)        (3,599)

Interest income                                           411          443           1,672            890
Interest expense                                           88          100             249            499
Other income (expense), net                                 5           (7)              5            (48)
Minority interest in earnings of partnerships             183          158             581            520
                                                     --------      -------         -------        -------

      Earnings (loss) from continuing operations
       before income tax                                   25         (622)           (413)        (3,776)

Income tax benefit                                          -          863             863          2,567
                                                     --------      -------         -------        -------

Earnings (loss) from continuing operations                 25          241             450         (1,209)

Earnings (loss) from discontinued operations:
      Operating earnings (loss), net of income
       tax expense (benefit) of ($327) and $848
       for the three months ended September
       30, 1995 and 1994, respectively,and $736
       and $1,736 for the nine months ended
       September 30, 1995 and 1994, respectively       (1,154)         489          (1,730)           716

      Gain (loss) on disposal of subsidiaries,         (1,767)           -          (2,537)        17,330
                                                     --------      -------         -------        -------

      Earnings (loss) from discontinued
       operations, net of taxes                        (2,921)         489          (4,267)        18,046
                                                     --------      -------         -------        -------

        Net earnings (loss)                          $ (2,896)         730          (3,817)        16,837
                                                     ========      =======         =======        =======

Net earnings (loss) per common share and common share equivalent:

      Earnings (loss) from continuing operations     $     -           .02             .03           (.08)
                                                     --------      -------         -------        -------
      Earnings (loss) from discontinued
        operations                                       (.19)         .03            (.28)          1.18
                                                     --------      -------         -------        -------
        Net earnings (loss)                          $   (.19)         .05            (.25)          1.10
                                                     ========      =======         =======        =======

Weighted average number of common shares
      and common share equivalents                     15,648       15,338          15,348         15,298
                                                     ========      =======         =======        =======


See accompanying notes to consolidated condensed financial statements.

                       HEALTHDYNE, INC. AND SUBSIDIARIES

                Consolidated Condensed Statements of Cash Flows

                             (Amounts in thousands)

                                  (Unaudited)


                                                                       Nine Months Ended
                                                                     ----------------------
                                                                         September 30,
                                                                     ----------------------
                                                                     1995              1994
                                                                     ----              ----
Cash Flows from Continuing Operating Activities:

         Earnings (loss) from continuing operations                 $    450          (1,209)
         Adjustments to reconcile earnings (loss) from continuing
           operations to net cash provided by
           operating activities:
             Depreciation and amortization                             3,131           2,874
             Provision for doubtful accounts                           3,123           4,480
             Minority interest in earnings of partnerships               581             520

         (Increase) decrease in:
             Trade accounts and notes receivable                      (1,407)            252
             Inventories                                                (483)           (319)
             Other assets                                             (1,040)          1,105
         Increase (decrease) in:
             Accounts payable                                           (399)            898
             Accrued liabilities and other                               510          (5,386)
                                                                    --------         -------

           Net cash provided by continuing operating activities        4,466           3,215
                                                                    --------         -------

Cash Flows from Continuing Investing Activities:

         Purchases of property and equipment                          (3,453)         (1,816)
         Investments in equity of affiliates, net                     (1,316)              -
         Purchases of minority interests of partnerships              (1,844)           (249)
                                                                    --------         -------

           Net cash used in continuing investing activities         $ (6,613)         (2,065)
                                                                    --------         -------





                                                                     (continued)

                       HEALTHDYNE, INC. AND SUBSIDIARIES

                Consolidated Condensed Statements of Cash Flows

                             (Amounts in thousands)

                                  (Unaudited)


                                                                        Nine Months Ended
                                                                  -----------------------------
                                                                          September 30,
                                                                  -----------------------------
                                                                      1995              1994
                                                                     -----              ----
Cash Flows from Continuing Financing Activities:

  Net repayments under revolving
   credit agreements                                               $      -            (11,000)
  Proceeds from issuance of long-term debt                              503                860
  Proceeds from issuance of common stock                              1,418                412
  Distributions to minority interest in partnerships, net              (569)              (729)
                                                                   --------           --------
         Net cash used in continuing
          financing activities                                        1,352            (10,457)
                                                                   --------           --------

Net cash used in continuing operations                                 (795)            (9,307)
                                                                   --------           --------

Net Cash Provided by (Used in) Discontinued Operations:

  Earnings (loss) from discontinued operations                       (4,267)               716
  Proceeds from sale of subsidiary                                        -             61,230
  Change in net assets of discontinued operations                    (9,504)            (7,105)
                                                                   --------           --------
Net cash provided by (used in) discontinued operations              (13,771)            54,841
                                                                   --------           --------

         Net increase (decrease) in cash and short-term
          investments                                               (14,566)            45,534

Cash and Short-term Investments at Beginning of Period               44,516              3,610
                                                                   --------           --------

Cash and Short-term Investments at End of Period                   $ 29,950             49,144
                                                                   ========           ========




See accompanying notes to consolidated condensed financial statements.

                       HEALTHDYNE, INC. AND SUBSIDIARIES
                        Notes to Consolidated Condensed
                              Financial Statements

                             (Amounts in thousands)
                                  (Unaudited)

1.   General

     The consolidated condensed financial statements as of September 30, 1995 and for the three and nine months ended September 30, 1995 and 1994 are unaudited. Certain reclassifications of prior period information have been made to conform to current year presentation. In April 1994 Healthdyne, Inc. (the "Company") sold its 68% ownership in Home Nutritional Services, Inc., a New Jersey corporation ("HNS"), in May 1995 the Company distributed to its shareholders, in the form of a tax-free dividend, its 81% ownership in Healthdyne Technologies, Inc., a Georgia corporation ("Healthdyne Technologies"), and in October 1995 the Company's Board of Directors approved the spin-off of its wholly-owned subsidiary, Healthdyne Information Enterprises, Inc. ("HIE"), in a taxable distribution. The accounts of HNS, Healthdyne Technologies and HIE prior to sale or distribution have been segregated and reflected as discontinued operations in the consolidated condensed financial statements as of September 30, 1995 and December 31, 1994 and for the three and nine months ended September 30, 1995 and 1994 (See Notes 3 and 4). The only remaining business of the Company is the business of its Healthdyne Maternity Management division (HMM). In the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for the fair presentation of the consolidated financial position and results of operations and cash flows for the periods presented have been included. The results for the three and nine months ended September 30, 1995 are not necessarily indicative of the results for the full year ending December 31, 1995.

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

3.   Discontinued Operations

     During the first quarter of 1994, the Company decided to divest its 68% ownership interest in HNS. The sale was consummated in April 1994 and resulted in net proceeds to the Company of approximately $61,000 and a gain, net of income taxes, of $17,330. Accordingly, the operations of HNS for the three and nine months ended September 30, 1994 have been presented as discontinued operations.

     On May 22, 1995, the Company distributed its 81% ownership in its subsidiary, Healthdyne Technologies, to the Company's shareholders of record on May 5, 1995 in a tax-free distribution (the "Technologies Spin-off"). The Company's consolidated condensed financial statements reflect the results of operations of Healthdyne Technologies included in the nine month period ended September 30, 1995 and all previously reported periods as discontinued operations. The Technologies Spin-off resulted in a reduction of additional paid-in capital of $25,480, representing 81% of the book value of assets of Healthdyne Technologies.

4.   Subsequent Events

     On October 20, 1995, the Company's Board of Directors approved the distribution of its wholly-owned subsidiary, HIE, to shareholders of record on October 30, 1995, in a taxable distribution (the "HIE Spin-off"). The Company's consolidated condensed financial statements reflect the results of operations of HIE included in the current periods and all previously reported periods as discontinued operations. The HIE Spin-off will result in a reduction of additional paid-in capital in the amount of the net book value of the assets of HIE on the distribution date, November 6, 1995. As of September 30, 1995 the net book value of the assets of HIE was $17,809.

     On October 2, 1995, the Company and Tokos Medical Corporation (Delaware) ("Tokos") entered into an Agreement and Plan of Merger providing for a merger (the "Merger") of Healthdyne and Tokos. The Merger is expected to be a tax-free transaction with each Healthdyne and each Tokos share to be exchanged for one share of a new company, which has yet to be named. The transaction is anticipated to be completed in early 1996, subject to certain conditions and shareholder approval from both companies.

                ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                             (AMOUNTS IN THOUSANDS)

General

     On April 6, 1994 the Company sold its 68% ownership interest in Home Nutritional Services, Inc. ("HNS"); on May 22, 1995 the Company distributed to its shareholders the 10 million shares of common stock (approximately 81% of the outstanding shares) of Healthdyne Technologies, Inc. ("Healthdyne Technologies") owned by the Company in a tax-free distribution (the "Technologies Spin-off"); and in October 1995 the Company's Board of Directors approved the spin-off of its wholly-owned subsidiary, Healthdyne Information Enterprises, Inc. ("HIE"), in a taxable distribution (the "HIE Spin-off"). The accounts of HNS, Healthdyne Technologies and HIE prior to sale or distribution have been reflected herein as discontinued operations.

     Following the distribution of the Company's interest in HIE to shareholders on November 6, 1995, the sole remaining business of the Company is Healthdyne Maternity Management ("HMM"), a wholly-owned division which provides home obstetrical care and related risk management services. On October 2, 1995, the Company and Tokos Medical Corporation (Delaware) ("Tokos") entered into an Agreement and Plan of Merger providing for a merger (the "Merger") which will create a new company, which has yet to be named, consisting of Tokos and Healthdyne and will be a nationwide provider of pregnancy management services and high-risk home obstetrical care.

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

     Substantially all of the Company's current revenues are derived directly from third-party payors for services rendered to patients by the Company. The levels of profitability of all healthcare companies, including the Company, could be adversely affected by the financial condition of certain governmental and private payors and by their continuing efforts to reduce healthcare costs by lowering reimbursement rates, increasing medical reviews of invoices for services and negotiating for reduced contract rates. The Company has responded to these developments by attempting to emphasize cost-effective therapies and procedures, pre-qualifying insurance coverage prior to the delivery of services and educating third-party payors on the benefits of the Company's home therapies. Although reductions in the reimbursement rates that the Company receives for services rendered could have an adverse impact on the Company, the Company is hopeful that the overall cost-effective nature of treatment in the home (as compared to hospitalization), coupled with the potential benefits to be derived from prenatal care, will be recognized and encouraged by any new healthcare initiatives.

     The Company's business also may be affected by changes in government regulation to which the Company's products and services are subject or changes in the manner in which such regulations are enforced or medical devices are approved. In September 1995 the United States Food and Drug Administration ("FDA") approved the PreMarket Approval Application filed for the Company's System 37(R) Uterine Activity Monitor utilized by HMM. The lack of FDA approval historically has adversely affected third-party reimbursement. The FDA approval of System 37(R) is expected to result in a higher level of acceptance of home uterine activity monitoring for reimbursement by some insurance carriers and state medicaid programs.

     The trend within the healthcare industry to deliver quality healthcare services in a more cost-effective manner has had, and is expected to continue to have, an impact on the Company. Driven by employers and third-party payors, as well as by legislation and regulation, prices for services provided to patients, in general, are being reduced, cost- effective preventative health care is being stressed and vertically integrated networks of care providers (some of whom are accepting the insurance risk of providing care through capitation contracts with third-party payors) are being established. The Company anticipates that this trend will continue and is attempting to focus its efforts on services, some of which are offered in conjunction with third-party payors, which it believes can benefit from this new environment. There can be no assurance, however, that either additional changes or presently unforeseen consequences from this trend may not develop.

     The following discussion of the Company's financial condition and results of operations should be read in conjunction with the Company's consolidated financial statements and related notes presented in the Company's Annual Report on Form 10-K for the year ended December 31, 1994 as filed with the Securities and Exchange Commission.

Operating Results

         Consolidated revenues from continuing operations, which are derived solely from the business of HMM, increased 3% to $17,732 and 6% to $51,935 in the three and nine months ended September 30, 1995, respectively, as compared to the same periods in 1994. The increases are due primarily to higher average patient census.

     The Company's gross profit margin improved from 58% to 60% in the three months ended September 30, 1995 as compared to the same period in 1994. and remained constant at 59% in the nine month periods ended September 30, 1995 and 1994.

     The Company's selling and administrative expenses remained relatively constant as a percentage of revenues, at 54% and 55% in the three and nine months, ended September 30, 1995 and 1994, respectively as compared to 54% and 56% in the same periods in the prior year.

     The Company provides for doubtful accounts to cover that portion of billed revenue that it estimates to be uncollectible. This provision is adjusted periodically based upon the Company's evaluation of historical collection experience, industry reimbursement trends and other relevant factors. Due to significantly improved collection experience at HMM beginning in late 1994 and continuing to date, the provision was decreased from 8% and 9% of revenues in the three and nine months ended September 30, 1994, respectively, to 6% of revenues in 1995.

     Minority interest in net earnings of partnerships is the result of strategic alliances established by the Company through HMM. Changes in regulatory requirements have resulted in the acquisition or dissolution of certain partnerships, and more are expected in the future.

     For the three and nine months ended September 30, 1995, the effective income tax benefit was greater than the statutory rate because of the utilization of the Company's operating tax losses and receipt of non-taxable interest income.

Liquidity and Capital Resources

     As of September 30, 1995, the Company had cash and short-term investments of $29,950. Working capital as of that date was $52,032 and the current ratio was 4.2 to 1.

     Consolidated cash flow provided by continuing operating activities was $4,466 and $3,215 in the nine months ended September 30, 1995 and 1994, respectively. Cash used in continuing investing activities increased to $6,613 from $2,065 in the nine months ended September 30, 1995 and 1994, respectively. This increase was due primarily to increased capital expenditures at HMM, additional equity investments in affiliates and the acquisition of the minority interests of certain partnerships.

     It is not expected that the Technologies Spin-off will have a material effect on the Company's liquidity or available cash flow. Since the initial public offering of Healthdyne Technologies in 1993, the Company has neither provided significant funding to, nor obtained significant funding from, Healthdyne Technologies. Since such date, including the nine months ended September 30, 1995, Healthdyne Technologies has purchased certain services from the Company at a price which approximates the cost of such services and HMM has purchased certain equipment from Healthdyne Technologies at 33% above manufacturing cost. These arrangements will continue for a period of time after the Technologies Spin-off although the services required to be provided to Healthdyne Technologies and the payments thereunder are expected to be reduced. Healthdyne Technologies and the Company were also parties to a Tax Sharing Agreement pursuant to which Healthdyne Technologies paid the Company $2,869 in the year 1994 and $1,423 in 1995, for the utilization of the Company's tax operating losses. After the Technologies Spin-off, the earnings of Healthdyne Technologies will not be included in the Company's consolidated income tax return and, thus, Healthdyne Technologies cannot utilize the Company's tax operating losses and no further payments will be received by the Company under this agreement.

     It is not expected that the HIE Spin-off will have a material effect on the Company's liquidity or available cash flow. Upon completion of the HIE Spin-off, Healthdyne has no further obligation to provide funding for HIE. HIE has, since its inception, purchased certain services from the Company at a price which approximates cost of such services. These arrangements will continue for a period of time after the HIE Spin-off.

     As of September 30, 1995, the Company had no material commitments for capital expenditures. However, the Company and Tokos will incur substantial costs in connection with the Merger, including restructuring, investment banking fees, legal and other charges. It is anticipated that existing funds and expected cash flows from operating and investing activities will enable the Company to make investments in its remaining business and to meet its scheduled obligations.

RECENT ACCOUNTING PRONOUNCEMENTS

     In 1994, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 119 ("SFAS 119"), "Disclosure About Derivative Financial Instruments and Fair Value of Financial Instruments". Had SFAS 119 been implemented by the Company as of September 30, 1995, there would have been no material effect on the consolidated condensed financial statements.

                           PART II. OTHER INFORMATION

ITEM 5.   Other Information

     On October 20, 1995 the Board of Directors of the Company approved a plan to distribute the Company's 100% owned interest in HIE, its wholly-owned subsidiary to the shareholders of the Company in a taxable distribution (the "HIE Spin-Off"). No holder of shares of Company Common Stock were required to pay any cash or other consideration for the shares of HIE Common Stock distributed or to surrender or exchange shares of the Company's Common Stock in order to receive HIE Common Stock. The Board of Directors of HIE previously approved an Adjustment Stock Option Plan and other arrangements related to the HIE Spin-Off. The Company's Board of Directors established October 30, 1995 as the record date and November 6, 1995 as the date for the HIE Spin-Off.

     The HIE Spin-Off was effected on November 6, 1995, by mailing certificates of HIE Common Stock to the holders of record of Company Common Stock on October 30, 1995. One share of HIE Common Stock was distributed for each share of Company Common Stock held of which 16,114,851 were outstanding on the record date. Also included in the mailing with the HIE Common Stock certificates was a supplement to HIE's Prospectus dated October 31, 1995 announcing, that on November 1, 1995, a lawsuit was filed against the Company and HIE by Healthcare Communications, Inc. ("HCI"), a 57% owned subsidiary of HIE, and certain minority shareholders of HCI, including Jerry D. Scott, President of HCI. The lawsuit was filed in the State District Court in Dallas, Texas seeking to enjoin the HIE Spin-Off as well as the Company's transfer to HIE of certain rights to purchase the remaining stock of HCI. In addition the lawsuit seeks to declare the transfer of HCI stock from Healthdyne to HIE as void, rescission of certain agreements between the parties, damages in an unspecified amount, and certain other equitable relief. Pursuant to a motion filed by the Company and HIE on November 3, 1995, the action was removed to the United States District Court for the Northern District of Texas, Dallas Division. The Company and HIE believe the allegations made in the lawsuit are without merit and intend to vigorously defend their respective positions.

     Following the HIE Spin-Off, the Company does not own any shares of HIE Common Stock and all 16,114,851 outstanding shares are available for trading on the National Association of Securities Dealers over the counter Bulletin Board.

     On October 20, 1995, the Company and HIE entered into a Distribution Agreement, which set forth their rights and obligations in connection with the HIE Spin-Off and also executed related Tax Indemnity and Tax Disaffiliation Agreements, a Corporate Services Agreement, and a License Agreement. These agreements were attached as exhibits to HIE's Registration Statement on Form S-1 (Reg. No. 33-96478) and are incorporated herein by reference.

                           PART II. OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

         (a)     Exhibits

          The following exhibits are filed as a part of this report:

          (2) Agreement and Plan of Merger, dated October 2, 1995, between the Company and Tokos Medical Corporation (Delaware)

          (10)(yy) Distribution Agreement, dated October 20, 1995, between the Company and Healthdyne Information Enterprises, Inc., filed as Exhibit 2.1 to
                          Amendment No. 2 to the Registration Statement on Form S-1 of Healthdyne Information Enterprises, Inc. (Registration No. 33-96478) (the "Form S-1") and incorporated herein by reference.

          (10)(zz) Corporate Services Agreement, dated October 20, 1995, between the Company and Healthdyne Information Enterprises, Inc., filed as Exhibit 10.1 to Amendment No. 2 to the Form S-1 and incorporated herein by reference.

          (10)(aaa) Tax Indemnity Agreement, dated October 20, 1995, between the Company and Healthdyne Information Enterprises, Inc., filed as Exhibit 10.2 to Amendment No. 2 to the Form S-1 and incorporated herein by reference.

          (10)(bbb) Tax Disaffiliation Agreement, dated October 20, 1995, between the Company and Healthdyne Information Enterprises, Inc., filed as Exhibit 10.3 to Amendment No. 2 to the Form S-1 and incorporated herein by reference.

          (10)(ccc) License Agreement, dated October 20, 1995, between the Company and Healthdyne Information Enterprises, Inc., filed as Exhibit 10.4 to Amendment No. 2 to the Form S-1 and incorporated herein by reference.

          (10)(ddd) Amended and Restated Severance Compensation and Restrictive Covenant Agreement, dated October 2, 1995, between the Company and J. Brent Burkey.

          (10)(eee) Amended and Restated Severance Compensation and Restrictive Covenant Agreement, dated October 2, 1995, between the Company and J. Terry Dewberry.

          (10)(fff) Amended and Restated Severance Compensation and Restrictive Covenant Agreement, dated October 2, 1995, between the Company and Donald R. Millard.

          (10)(ggg) Amended and Restated Severance Compensation and Restrictive Covenant Agreement, dated October 2, 1995, between the Company and Parker H. Petit.

          (10)(hhh) Amended and Restated Severance Compensation and Restrictive Covenant Agreement, dated October 2, 1995, between the Company and J. Paul Yokubinas.

          (11)(a)         Computation of Earnings per Common Share.

          (27)            Financial Data Schedule (for SEC use only).

     (b) The Company filed a Current Report on Form 8-K, dated October 13, 1995, announcing that the Company and Tokos Medical Corporation (Delaware), a Delaware corporation ("Tokos"), entered into a definitive agreement to merge with and into a new company, which has yet to be named, in a tax-free transaction with each Tokos share and each Company share to be exchanged for one share of the new company (Item 5 of Form 8-K - Other Events).

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                            HEALTHDYNE, INC.



November 10, 1995                      By: /s/ Donald R. Millard
                                           ---------------------------------
                                           Donald R. Millard
                                           Vice President - Finance,
                                           Chief Financial Officer and Treasurer
                                           (duly authorized and
                                           principal financial officer)